Form 10-K
period 2018-12-31
Citigroup Commercial Mortgage Trust 2015-GC27
filed 2019-03-28
CIK 1629716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Not Applicable

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

On June 18, 2014, a civil action was filed against Citibank in the Supreme Court of the State of New York by a group of investors in 48 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee, asserting claims for purported violations of the Trust Indenture Act of 1939 (the “Trust Indenture Act”), breach of contract, breach of fiduciary duty and negligence based on Citibank’s alleged failure to perform its duties as trustee for the 48 RMBS trusts. On November 24, 2014, plaintiffs sought leave to withdraw this action. On the same day, a smaller subset of similar plaintiff investors in 27 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee, filed a new civil action against Citibank in the United States District Court for the Southern District of New York asserting similar claims as the prior action filed in state court. In January 2015, the court closed plaintiffs’ original state court action. On September 8, 2015, the federal court dismissed all claims as to 24 of the 27 trusts and allowed certain of the claims to proceed as to the other three trusts. Subsequently, plaintiffs voluntarily dismissed all claims with respect to two of the three trusts. On April 7, 2017, Citibank filed a motion for summary judgment. Plaintiffs filed its consolidated opposition brief and cross motion for partial summary judgment on May 22, 2017. Briefing on those motions was completed on August 4, 2017. On March 22, 2018, the court granted Citibank’s motion for summary judgment in its entirety, denied Plaintiffs’ motion for summary judgment and ordered the clerk to close the case. On April 20, 2018, plaintiffs filed a notice of appeal. Plaintiffs’ opening brief was filed on August 3, 2018. Citibank filed its opposition on November 2, 2018. Plaintiffs’ filed their reply on November 16, 2018.

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

On August 19, 2015, the Federal Deposit Insurance Corporation (“FDIC”) as receiver for a failed financial institution filed a civil action against Citibank in the Southern District of New York. This action relates to one private-label RMBS trust for which Citibank formerly served as trustee. FDIC asserts claims for breach of contract, violation of the Streit Act, and violation of the Trust Indenture Act. Citibank jointly briefed a motion to dismiss with The Bank of New York Mellon and U.S. Bank, N.A., entities that have also been sued by FDIC in their capacity as trustee, and these cases have all been consolidated in front of Judge Carter. On September 30, 2016, the court granted the motion to dismiss without prejudice for lack of subject matter jurisdiction. On October 14, 2016, FDIC filed a motion for reargument or relief from judgment from the court’s dismissal order. On July 11, 2017, Judge Carter ruled on the motion for reconsideration regarding his dismissal of the action. He denied reconsideration of his decision on standing, but granted leave to amend the complaint by October 9, 2017. The FDIC subsequently requested an extension of time to file its amended complaint, which was granted. The FDIC filed its amended complaint on December 8, 2017. Defendants jointly filed a motion to dismiss the amended complaint on March 13, 2018. On April 18, 2018, plaintiff filed its opposition. Defendants filed their joint reply on May 3, 2018.

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

On June 18, 2014, a group of investors, including funds managed by Blackrock Advisors, LLC, PIMCO-Advisors, L.P., and others, filed an action against DBNTC and DBTCA in New York State Supreme Court alleging that DBNTC and DBTCA failed to perform purported duties, as trustees for 544 private-label RMBS trusts, to enforce breaches of representations and warranties as to mortgage loans held by the trusts and to enforce breaches by servicers of their mortgage loan servicing obligations for the trusts. During the course of the litigation, plaintiffs dismissed the case from New York State Supreme Court and refiled two separate cases, one in the U.S. District Court for the Southern District of New York (the “BlackRock SDNY Case”) and the other in the Superior Court of California, Orange County (the “BlackRock California Case”). Pursuant to a settlement among the parties, the BlackRock SDNY Case was dismissed on December 6, 2018 and the BlackRock California Case was dismissed on January 11, 2019.

On September 27, 2017, DBTCA was added as a defendant to a case brought by certain special purpose entities including Phoenix Light SF Limited in the U.S. District Court for the Southern District of New York, in which the plaintiffs previously alleged incorrectly that DBNTC served as trustee for all 43 of the trusts at issue. On September 27, 2017, plaintiffs filed a third amended complaint that names DBTCA as a defendant in addition to DBNTC. DBTCA serves as trustee for one of the 43 trusts at issue. DBNTC serves as trustee for the other 42 trusts at issue. Plaintiffs’ third amended complaint brings claims for violation of the U.S. Trust Indenture Act of 1939 (“TIA”); breach of contract; breach of fiduciary duty; negligence and gross negligence; violation of New York’s Streit Act (the “Streit Act”); and breach of the covenant of good faith. However, in the third amended complaint, plaintiffs acknowledge that, before DBTCA was added to the case, the court dismissed plaintiffs’ TIA Act claims, negligence and gross negligence claims, Streit Act claims, claims for breach of the covenant of good faith, and certain theories of plaintiffs’ breach of contract claims, and plaintiffs only include these claims to preserve any rights on appeal. Plaintiffs allege damages of “hundreds of millions of dollars.” On November 13, 2017, DBNTC and DBTCA filed an answer to the third amended complaint. On December 7, 2018, DBNTC and DBTCA filed a motion for summary judgment. Also on December 7, 2018, plaintiffs, jointly with Commerzbank AG (see description of Commerzbank case below), filed a motion for partial summary judgment.

On November 30, 2017, DBTCA was added as a defendant to a case brought by Commerzbank AG (“Commerzbank”) in the U.S. District Court for the Southern District of New York, in which Commerzbank previously alleged incorrectly that DBNTC served as trustee for all 50 of the trusts at issue. On November 30, 2017, Commerzbank filed a second amended complaint that names DBTCA as a defendant in addition to DBNTC. DBTCA serves as trustee for one of the 50 trusts at issue. DBNTC serves as trustee for the other 49 trusts at issue. Commerzbank’s second amended complaint brings claims for violation of the TIA; breach of contract; breach of fiduciary duty; negligence; violation of the Streit Act; and breach of the covenant of good faith. However, in the second amended complaint, Commerzbank acknowledges that, before DBTCA was added to the case, the court dismissed Commerzbank’s TIA claims for the trusts governed by pooling and servicing agreements, as well as its Streit Act claims and claims for breach of the covenant of good faith, and Commerzbank only includes these claims to preserve any rights on appeal. The second amended complaint alleges that DBNTC and DBTCA caused Commerzbank to suffer “hundreds of millions of dollars in losses,” but the complaint does not include a demand for money damages in a sum certain. On January 29, 2018, DBNTC and DBTCA filed an answer to the second amended complaint. On December 7, 2018, DBNTC and DBTCA filed a motion for summary judgment. Also on December 7, 2018, Commerzbank, jointly with the Phoenix Light plaintiffs, filed a motion for partial summary judgment.

On December 30, 2015, IKB International, S.A. in Liquidation and IKB Deutsche Industriebank A.G. (collectively, “IKB”), as an investor in 37 RMBS trusts, filed a summons with notice in the Supreme Court of the State of New York, New York County, against DBNTC and DBTCA as trustees of the trusts. On May 27, 2016, IKB served its complaint asserting claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, violation of the Streit Act, violation of the TIA, violation of Regulation AB, and violation of Section 9 of the Uniform Commercial Code. IKB alleges that DBNTC and DBTCA are liable for over U.S. $268 million in damages. On October 5, 2016, DBNTC and DBTCA, together with several other trustees defending lawsuits by IKB, filed a joint motion to dismiss. On January 6, 2017 and June 20, 2017, IKB voluntarily dismissed with prejudice all claims as to seven trusts. As of March 1, 2019, DBNTC and DBTCA’s motion to dismiss has been briefed and is awaiting decision by the court.

It is DBTCA’s belief that it has no pending legal proceedings (including, based on DBTCA’s present evaluation, the litigation disclosed in the foregoing paragraphs) that would materially affect its ability to perform its duties under the related servicing agreement for this transaction.

Item 1119 of Regulation AB

Provided previously in (i) the prospectus supplement of the Registrant relating to the issuing entity and filed on February 9, 2015 pursuant to Rule 424(b)(5) of the Securities Act of 1933, as amended and (ii) the Current Report on Form 8-K filed by the registrant on July 5, 2018 under Commission File No. 333-189017-07.

Item 1122 of Regulation AB

The reports on assessment of compliance with servicing criteria for asset-backed securities and related attestation reports are attached hereto under Item 15.

The report on assessment of compliance with applicable servicing criteria furnished pursuant to Item 1122 of Regulation AB by Midland Loan Services, a Division of PNC Bank National Association (“Midland”) discloses that a material instance of noncompliance occurred, as described below:

Material Instance of Noncompliance

In certain instances, the Schedule AL Files (Item 1125 of Regulation AB) were not reported in accordance with the terms specified in the transaction agreements, in conflict with Item 1122(d)(3)(i): “Reports to investors, including those to be filed with the Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports: (A) Are prepared in accordance with timeframes and other terms set forth in the transaction agreements”. The noncompliance consisted of omitted or inaccurately reported numbers due to the following: (1) the initial setup files contained information at the asset level, and Midland was required to manually compile the information to present it at the loan level as required by Schedule AL; and (2) certain reporting requirements required manual processing by Midland, including the use of various data computation formulas, quality control checks and analysis.

The identified instances did not involve the servicing of the assets backing the asset-backed securities covered in this Form 10-K report.

Steps Taken to Remedy the Material Instance of Noncompliance

Midland is currently remediating the Schedule AL reporting for the CMBS transactions found to be incorrect, and will be making improvements to its systems, processes and procedures to support its Schedule AL reporting obligations.

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

[1]

Effective as of July 5, 2018, the controlling class representative under the CGCMT 2015-GC27 PSA removed Midland Loan Services, a Division of PNC Bank, National Association as special servicer under the CGCMT 2015-GC27 PSA and appointed Rialto Capital Advisors, LLC as the replacement special servicer under the CGCMT 2015-GC27 PSA (excluding with respect to the Boca Hamptons Plaza Portfolio mortgage loan and the related companion loan, for which Rialto Capital Advisors, LLC has been appointed as special servicer prior to July 5, 2018), as disclosed in the Current Report on Form 8-K filed by the registrant on July 5, 2018 under Commission File No. 333-189017-07. The Boca Hamptons Plaza Portfolio mortgage loan, which represented approximately 0.7% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one pari passu companion loan that is held outside the issuing entity. The Boca Hamptons Plaza Portfolio mortgage loan and the related companion loan (together, the “Boca Hamptons Plaza Loan Combination”) are serviced pursuant to the CGCMT 2015-GC27 PSA. On July 1, 2015, the holder of the related companion loan removed Midland Loan Services, a Division of PNC Bank, National Association as the special servicer with respect to the Boca Hamptons Plaza Loan Combination, and appointed Rialto Capital Advisors, LLC as the successor special servicer with respect to the Boca Hamptons Plaza Loan Combination, as disclosed in the current report on Form 8-K with respect to the issuing entity filed on July 1, 2015 under Commission File No. 333-189017-07.

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

10.1	Mortgage Loan Purchase Agreement, dated as of February 1, 2015, between Citigroup Global Markets Realty Corp. and Citigroup Commercial Mortgage Securities Inc., pursuant to which Citigroup Global Markets Realty Corp. sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated February 9, 2015, and filed by the registrant on February 9, 2015 under Commission File No. 333-189017-07, and is incorporated by reference herein).

10.2	Mortgage Loan Purchase Agreement, dated as of February 1, 2015, between Goldman Sachs Mortgage Company and Citigroup Commercial Mortgage Securities Inc., pursuant to which Goldman Sachs Mortgage Company sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated February 9, 2015, and filed by the registrant on February 9, 2015 under Commission File No. 333-189017-07, and is incorporated by reference herein).

10.3	Mortgage Loan Purchase Agreement, dated as of February 1, 2015, between Rialto Mortgage Finance, LLC and Citigroup Commercial Mortgage Securities Inc., pursuant to which Rialto Mortgage Finance, LLC sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated February 9, 2015, and filed by the registrant on February 9, 2015 under Commission File No. 333-189017-07, and is incorporated by reference herein).

10.4	Mortgage Loan Purchase Agreement, dated as of February 1, 2015, between Redwood Commercial Mortgage Corporation and Citigroup Commercial Mortgage Securities Inc., pursuant to which Redwood Commercial Mortgage Corporation sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K dated February 9, 2015, and filed by the registrant on February 9, 2015 under Commission File No. 333-189017-07, and is incorporated by reference herein).

10.5	Mortgage Loan Purchase Agreement, dated as of February 1, 2015, between RAIT Funding, LLC and Citigroup Commercial Mortgage Securities Inc., pursuant to which RAIT Funding, LLC sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.5 to the registrant’s Current Report on Form 8-K dated February 9, 2015, and filed by the registrant on February 9, 2015 under Commission File No. 333-189017-07, and is incorporated by reference herein).

31	Rule 15d-14(d) Certification

33	Reports on assessment of compliance with servicing criteria for asset-backed securities.[3]

33.1	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer

33.2	Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer

33.3	Report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer

33.4	Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor

33.5	Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator

33.6	Report on assessment of compliance with servicing criteria for asset-backed securities, Deutsche Bank Trust Company Americas, as custodian

33.7	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant

[3]

Pursuant to Instruction 3 to Item 1122 of Regulation AB, the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of (i) LNR Partners, LLC, as general special servicer for the Twin Cities Premium Outlets mortgage loan under the GSMS 2014-GC26 PSA, (ii) U.S. Bank National Association, as certificate administrator for the Twin Cities Premium Outlets mortgage loan under the GSMS 2014-GC26 PSA, and (iii) Pentalpha Surveillance LLC, as operating advisor for the Twin Cities Premium Outlets mortgage loan under the GSMS 2014-GC26 PSA, are not included in this report on Form 10-K because each of LNR Partners, LLC, U.S. Bank National Association and Pentalpha Surveillance LLC performed activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to 5% or less of the pool assets of the issuing entity.

33.8	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant

33.9	Report on assessment of compliance with servicing criteria for asset-backed securities, Northmarq Capital, LLC, as servicing function participant

33.10	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Twin Cities Premium Outlets mortgage loan under the GSMS 2014-GC26 PSA (see Exhibit 33.1)

33.11	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Twin Cities Premium Outlets mortgage loan under the GSMS 2014-GC26 PSA (see Exhibit 33.7)

33.12	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Twin Cities Premium Outlets mortgage loan under the GSMS 2014-GC26 PSA (see exhibit 33.8)

34	Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer

34.2	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer

34.3	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer

34.4	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor

34.5	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator

34.6	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Deutsche Bank Trust Company Americas, as custodian

34.7	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant

34.8	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant

34.9	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Northmarq Capital, LLC, as servicing function participant

34.10	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Twin Cities Premium Outlets mortgage loan under the GSMS 2014-GC26 PSA (see Exhibit 34.1)

34.11	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Twin Cities Premium Outlets mortgage loan under the GSMS 2014-GC26 PSA (see Exhibit 34.7)

34.12	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Twin Cities Premium Outlets mortgage loan under the GSMS 2014-GC26 PSA (see Exhibit 34.8)

35	Servicer compliance statements.[4]

35.1	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer

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

35.2	Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer

35.3	Servicer compliance statement, Rialto Capital Advisors, LLC, as special servicer

35.4	Servicer compliance statement, Rialto Capital Advisors, LLC, as special servicer for the Boca Hamptons Plaza Portfolio mortgage loan

35.5	Servicer compliance statement, Citibank, N.A., as certificate administrator

35.6	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer for the Twin Cities Premium Outlets mortgage loan under the GSMS 2014-GC26 PSA

(b)	The exhibits required to be filed by Registrant pursuant to Item 601of Regulation S-K are listed above.

(c)	Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 2019

Citigroup Commercial Mortgage Securities Inc.
(Depositor)

/s/ Richard Simpson
Richard Simpson, President