Form 10-K/A
period 2018-12-31
Citigroup Commercial Mortgage Trust 2015-GC27
filed 2019-11-27
CIK 1629716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐

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

Not Applicable

EXPLANATORY NOTES

The purpose of this Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the Securities and Exchange Commission (the “Commission”) on March 28, 2019 under Commission File No. 333-189017-07 (the “Original Form 10-K”), is to file with the Commission: (i) a revised report on assessment of compliance with servicing criteria for asset-backed securities of Rialto Capital Advisors, LLC as Exhibit 33.3, as a replacement of the report on assessment of compliance filed as Exhibit 33.3 to the Original Form 10-K; and (ii) a revised attestation report on assessment of compliance with servicing criteria for asset-backed securities for Rialto Capital Advisors, LLC as Exhibit 34.3, as a replacement of the attestation report on assessment of compliance with servicing criteria for asset-backed securities filed as Exhibit 34.3 to the Original Form 10-K. No other changes have been made to the Original Form 10-K other than the changes described above.

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

10.1	Mortgage Loan Purchase Agreement, dated as of February 1, 2015, between Citigroup Global Markets Realty Corp. and Citigroup Commercial Mortgage Securities Inc., pursuant to which Citigroup Global Markets Realty Corp. sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated February 9, 2015, and filed by the registrant on February 9, 2015 under Commission File No. 333-189017-07, and is incorporated by reference herein).

10.2	Mortgage Loan Purchase Agreement, dated as of February 1, 2015, between Goldman Sachs Mortgage Company and Citigroup Commercial Mortgage Securities Inc., pursuant to which Goldman Sachs Mortgage Company sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated February 9, 2015, and filed by the registrant on February 9, 2015 under Commission File No. 333-189017-07, and is incorporated by reference herein).

10.3	Mortgage Loan Purchase Agreement, dated as of February 1, 2015, between Rialto Mortgage Finance, LLC and Citigroup Commercial Mortgage Securities Inc., pursuant to which Rialto Mortgage Finance, LLC sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated February 9, 2015, and filed by the registrant on February 9, 2015 under Commission File No. 333-189017-07, and is incorporated by reference herein).

10.4	Mortgage Loan Purchase Agreement, dated as of February 1, 2015, between Redwood Commercial Mortgage Corporation and Citigroup Commercial Mortgage Securities Inc., pursuant to which Redwood Commercial Mortgage Corporation sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K dated February 9, 2015, and filed by the registrant on February 9, 2015 under Commission File No. 333-189017-07, and is incorporated by reference herein).

10.5	Mortgage Loan Purchase Agreement, dated as of February 1, 2015, between RAIT Funding, LLC and Citigroup Commercial Mortgage Securities Inc., pursuant to which RAIT Funding, LLC sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.5 to the registrant’s Current Report on Form 8-K dated February 9, 2015, and filed by the registrant on February 9, 2015 under Commission File No. 333-189017-07, and is incorporated by reference herein).

31	Rule 15d-14(d) Certification

33	Reports on assessment of compliance with servicing criteria for asset-backed securities.[3]

33.1	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer (filed as Exhibit 33.1 to the registrant’s Original Form 10-K under Commission File No. 333-189017-07, and is incorporated by reference herein)

33.2	Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer (filed as Exhibit 33.2 to the registrant’s Original Form 10-K under Commission File No. 333-189017-07, and is incorporated by reference herein)

33.3	Report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer

33.4	Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor (filed as Exhibit 33.4 to the registrant’s Original Form 10-K under Commission File No. 333-189017-07, and is incorporated by reference herein)

33.5	Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator (filed as Exhibit 33.5 to the registrant’s Original Form 10-K under Commission File No. 333-189017-07, and is incorporated by reference herein)

33.6	Report on assessment of compliance with servicing criteria for asset-backed securities, Deutsche Bank Trust Company Americas, as custodian (filed as Exhibit 33.6 to the registrant’s Original Form 10-K under Commission File No. 333-189017-07, and is incorporated by reference herein)

33.7	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant (filed as Exhibit 33.7 to the registrant’s Original Form 10-K under Commission File No. 333-189017-07, and is incorporated by reference herein)

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

33.8	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant (filed as Exhibit 33.8 to the registrant’s Original Form 10-K under Commission File No. 333-189017-07, and is incorporated by reference herein)

33.9	Report on assessment of compliance with servicing criteria for asset-backed securities, Northmarq Capital, LLC, as servicing function participant (filed as Exhibit 33.9 to the registrant’s Original Form 10-K under Commission File No. 333-189017-07, and is incorporated by reference herein)

33.10	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Twin Cities Premium Outlets mortgage loan under the GSMS 2014-GC26 PSA (filed as Exhibit 33.1 to the registrant’s Original Form 10-K under Commission File No. 333-189017-07, and is incorporated by reference herein)

33.11	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Twin Cities Premium Outlets mortgage loan under the GSMS 2014-GC26 PSA (filed as Exhibit 33.7 to the registrant’s Original Form 10-K under Commission File No. 333-189017-07, and is incorporated by reference herein)

33.12	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Twin Cities Premium Outlets mortgage loan under the GSMS 2014-GC26 PSA (filed as Exhibit 33.8 to the registrant’s Original Form 10-K under Commission File No. 333-189017-07, and is incorporated by reference herein)

34	Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer (filed as Exhibit 34.1 to the registrant’s Original Form 10-K under Commission File No. 333-189017-07, and is incorporated by reference herein)

34.2	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer (filed as Exhibit 34.2 to the registrant’s Original Form 10-K under Commission File No. 333-189017-07, and is incorporated by reference herein)

34.3	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer

34.4	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor (filed as Exhibit 34.4 to the registrant’s Original Form 10-K under Commission File No. 333-189017-07, and is incorporated by reference herein)

34.5	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator (filed as Exhibit 34.5 to the registrant’s Original Form 10-K under Commission File No. 333-189017-07, and is incorporated by reference herein)

34.6	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Deutsche Bank Trust Company Americas, as custodian (filed as Exhibit 34.6 to the registrant’s Original Form 10-K under Commission File No. 333-189017-07, and is incorporated by reference herein)

34.7	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant (filed as Exhibit 34.7 to the registrant’s Original Form 10-K under Commission File No. 333-189017-07, and is incorporated by reference herein)

34.8	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant (filed as Exhibit 34.8 to the registrant’s Original Form 10-K under Commission File No. 333-189017-07, and is incorporated by reference herein)

34.9	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Northmarq Capital, LLC, as servicing function participant (filed as Exhibit 34.9 to the registrant’s Original Form 10-K under Commission File No. 333-189017-07, and is incorporated by reference herein)

34.10	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Twin Cities Premium Outlets mortgage loan under the GSMS 2014-GC26 PSA (filed as Exhibit 34.1 to the registrant’s Original Form 10-K under Commission File No. 333-189017-07, and is incorporated by reference herein)

34.11	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Twin Cities Premium Outlets mortgage loan under the GSMS 2014-GC26 PSA (filed as Exhibit 34.7 to the registrant’s Original Form 10-K under Commission File No. 333-189017-07, and is incorporated by reference herein)

34.12	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Twin Cities Premium Outlets mortgage loan under the GSMS 2014-GC26 PSA (filed as Exhibit 34.8 to the registrant’s Original Form 10-K under Commission File No. 333-189017-07, and is incorporated by reference herein)

35	Servicer compliance statements.[4]

35.1	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer (filed as Exhibit 35.1 to the registrant’s Original Form 10-K under Commission File No. 333-189017-07, and is incorporated by reference herein)

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

35.2	Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer (filed as Exhibit 35.2 to the registrant’s Original Form 10-K under Commission File No. 333-189017-07, and is incorporated by reference herein)

35.3	Servicer compliance statement, Rialto Capital Advisors, LLC, as special servicer (filed as Exhibit 35.3 to the registrant’s Original Form 10-K under Commission File No. 333-189017-07, and is incorporated by reference herein)

35.4	Servicer compliance statement, Rialto Capital Advisors, LLC, as special servicer for the Boca Hamptons Plaza Portfolio mortgage loan (filed as Exhibit 35.4 to the registrant’s Original Form 10-K under Commission File No. 333-189017-07, and is incorporated by reference herein)

35.5	Servicer compliance statement, Citibank, N.A., as certificate administrator (filed as Exhibit 35.5 to the registrant’s Original Form 10-K under Commission File No. 333-189017-07, and is incorporated by reference herein)

35.6	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer for the Twin Cities Premium Outlets mortgage loan under the GSMS 2014-GC26 PSA (filed as Exhibit 35.6 to the registrant’s Original Form 10-K under Commission File No. 333-189017-07, and is incorporated by reference herein)

(b)	The exhibits required to be filed by Registrant pursuant to Item 601of Regulation S-K are listed above.

(c)	Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 27, 2019

Citigroup Commercial Mortgage Securities Inc.
(Depositor)

/s/ Richard Simpson
Richard Simpson, President